Form 10-K
ADVANTA MORTGAGE LOAN TRUST 2000-1
filed 2001-04-02
CIK 1115223

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-92669-02

ADVANTA Mortgage Loan Trust 2000-1

New York                      Pending         Pending
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$361,781,424.8Series 2000-1

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 2000-1, (the "Trust" or "Issuer") is a New York common law trust established as of May 1, 2000;
pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $400,000,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 2000-1, Class A-1, Class A-2, Class A-3, Class A-4
Class A-5, Class A-6, Class A-7, (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On May 1, 2000, the Sponsor sold
$400,000,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley & Co. Inc., Salomon Smith Barney
Prudential Securities. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-92669) on Form S-3 declared effective on April 1, 2000.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 5, 2001, there were approximately 2 holders of the Class A-1 Certificates, 5 holder of the Class A-2 Certificates, 3 holders of the Class A-3 Certificates, 9 holders of the Class A-4 Certificates, 4 holders of the Class A-5 Certificates, 6 holders of the Class A-6 Certificates, 7 holders of the Class A-7 Certificates. The number of holders includes individual participants in security position listings. As of December 26, 2000, 7 monthly distribution had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On May 1, 2000 , the Issuer issued $107,764,000.00 aggregate principal amount of Class A-1 Certificates having a pass-thru rate of Libor + 0.10%, $57,801,000.00 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 8.16%, $40,179,000.00 aggregate principal amount of Class A-3 Certificates with a pass-thru rate 8.37%, $62,429,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 8.61%, $24,327,000.00 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 8.90%, $32,500,000.00 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 8.30%, $75,000,000.00 aggregate principal amount of Class A-7 Certificates having a pass-thru rate of Libor + 0.23% which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting for Class A-1, A-2, A-3, A-4, A-5, A-6, A-7 was co-managed by Morgan Stanley Dean Witter, Bear, Stearns & Co. Inc., Salomon Smith Barney has been accounted for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 2000-1, Class A-1("Class A-1 Certificates") Class A-2 ("Class A-2 Certificates"), Class A-3 ("Class A-3 Certificates"), Class A-4 ("Class A-4 Certificates"), Class A-5 ("Class A-5 Certificates"), Class A-6 ("Class A-6 Certificates"), Class A-7 ("Class A-7 Certificates"),
(ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates,
Certificates and (iii) the percent that the principal amount of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7
Certificates owned represents of the outstanding principal amount of the Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6
Class A-7 respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates

Bank of New York
Cecile Lamarco
925 Patterson Plank Road
Secaucus, NJ 07094                                       9.27%

Bankers Trust Company
John Lasher
648 Grassmere Park Drive
Nashville, TN 37211                                     90.72%

Class A-2 Certificates

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                      93.08%

Class A-3 Certificates

Bank of New York
Cecile Lamarco
925 Patterson Plank Road
Secaucus, NJ 07094                                      24.88%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                      24.88%

LBI- Lehman Government Securities Inc.
John Byrne
101 Hudson Street
Jersey City, NY 07302                                   50.22%

Class A-4 Certificates

Bank of New York
Cecile Lamarco
925 Patterson Plank Road
Secaucus, NJ 07094                                      21.02%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                     8.24%

Citibank, N.A.
Marta Hoosain
3800 Citicorp Center Tampa
Tampa, FL 33610-9122                                    41.60%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-In
Chicago, IL 60607                                        6.54%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
No. Quincy, MA 02171                                    15.46%

Class A-5 Certificates

Chase Bank of Texas, N.A.
Debbie Lorenzo
P. O. Box 2558
Houston, TX 77252                                       32.88%

Citibank, N.A.
Marta Hoosain
3800 Citicorp Center Tampa
Tampa, FL 33610-9122                                    17.12%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
No. Quincy, MA 02171                                    49.59%

Class A-6 Certificates

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    48.80%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                      35.38%

Wilmington Trust Company
Carolyn Nelson
Rodney Square North
1100 North Market Street
Wilmington, DE 19890                                     5.35%

Class A-7 Certificates

Bankers Trust Company
John Lasher
648 Grassmere Park Drive
Nashville, TN 37211                                     46.66%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                     9.33%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                      33.33%

Northern Trust Company
Jarvis A. McKee
801 S. Canal C-In
Chicago, IL 60607                                        5.33%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
No. Quincy, MA 02171                                     5.33%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of May 1,
2000, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000, and mail such statement to the Certificateholders on or before the last day of March, 2001 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2001. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 2000, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 2000.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 2000.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
1, 1998.

(b)    Reports on Form 8-K.
              Seven reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed



                 June 26, 2000Monthly Report for the May 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.

                 July 25, 2000Monthly Report for the June 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.

               August 25, 2000Monthly Report for the July 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.

              September 25, 20Monthly Report for the August 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.

              October 25, 2000Monthly Report for the September 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.

              November 27, 200Monthly Report for the October 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.

              December 26, 200Monthly Report for the November 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Loan Trust 2000-1, Certificates Class A,
                               issued by the ADVANTA Mortgage
                              Loan Trust 2000-1.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 2000-1
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 30, 2001


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance
                              with Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 26,
                              2000

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 1, 1998.

                                              EXHIBIT 28.1
March 28, 2001

Bankers Trust Company
Attention:  James F. Noriega
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
May 1, 2000, relating to ADVANTA Mortgage Loan Trust 2000-1, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President


HJB/pr

cc:     Mr. James L. Shreero
         Ms. Denise Desrosiers, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
March 27, 2001

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 2000, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 2000-1

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                                   Prior
                   Class         Original        Principal                                        Total
    Class           Type         Face Value       Balance        Interest       Principal     Distribution
A-1                 FLT           107,764,000.      86,733,599         469,34        5,036,72      5,506,068
A-2                 SEQ             57,801,000      57,801,000         393,04                         393,04
A-3                 SEQ             40,179,000      40,179,000         280,248.53                     280,24
A-4                 STEP            62,429,000      62,429,000         447,928.08                     447,92
A-5                 STEP            24,327,000      24,327,000         180,425.25                     180,42
A-6                 STEP            32,500,000      32,500,000         224,791.67                     224,79
A-7                 FLT             75,000,000      72,942,571         402,35           461,2         863,56
B
BS
R-II                 R                                                              -


Totals                            400,000,000.    376,912,170.      2,398,137        5,497,93      7,896,071

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
A-1                                                 81,696,873.65
A-2                                                 57,801,000.00
A-3                                                 40,179,000.00
A-4                                                 62,429,000.00
A-5                                                 24,327,000.00
A-6                                                 32,500,000.00
A-7                                                 72,481,363.98
B                                                                     -
BS                                                                    -
R-II                                                                  -


Totals                                            371,414,237.63

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face

                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
A-1                   11/27/00        12/25/00     A-Act/360       00755WHD1     107,764,000.        804.847
A-2                                                 F-30/360       00755WHE9       57,801,000     1,000.0000
A-3                                                 F-30/360       00755WHF6       40,179,000     1,000.0000
A-4                                                 F-30/360       00755WHG4       62,429,000     1,000.0000
A-5                                                 A-30/360       00755WHH2       24,327,000     1,000.0000
A-6                                                 A-30/360       00755WHJ8       32,500,000     1,000.0000
A-7                   11/27/00        12/25/00     A-Act/360       00755WHK5       75,000,000        972.567
B                                                                     -
BS                                                                    -
R-II                                                                  -

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
A-1                        4.3            46.7            51.0        758.109143
A-2                        6.8                             6.8     1,000.000000
A-3                        6.9                             6.9     1,000.000000
A-4                        7.1                             7.1     1,000.000000
A-5                        7.4                             7.4     1,000.000000
A-6                        6.9                             6.9     1,000.000000
A-7                        5.3             6.1            11.5        966.418187
B
BS
R-II

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
A-1               107,764,000.        3,966,49      24,249,887      1,817,239      26,067,126    30,033,624.
A-2                 57,801,000        2,751,32                                                     2,751,327
A-3                 40,179,000        1,961,73                                                     1,961,739
A-4                 62,429,000        3,135,49                                                     3,135,496
A-5                 24,327,000        1,262,97                                                     1,262,976
A-6                 32,500,000        1,573,54                                                     1,573,541
A-7                 75,000,000        3,049,70        2,271,11         247,51        2,518,63      5,568,344
B
BS
R-II                                     573,5                                                        573,57

Totals            400,000,000.      18,274,865      26,521,004      2,064,757      28,585,762    46,860,627.

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
A-1                                                 81,696,873.65
A-2                                                 57,801,000.00
A-3                                                 40,179,000.00
A-4                                                 62,429,000.00
A-5                                                 24,327,000.00
A-6                                                 32,500,000.00
A-7                                                 72,481,363.96
B                                                                     -
BS                                                                    -
R-II                                                                  -

Totals                                            371,414,237.61

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
A-1                   6.71750%      86,733,599           469,3
A-2                   8.16000%      57,801,000           393,0
A-3                   8.37000%      40,179,000           280,2
A-4                   8.61000%      62,429,000           447,9
A-5                   8.90000%      24,327,000           180,4
A-6                   8.30000%      32,500,000           224,7
A-7                   6.84750%      72,942,571           402,3
B
BS
R-II

Totals                            376,912,170.        2,398,13

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
A-1                      469,3           469,3                        -
A-2                      393,0           393,0                        -
A-3                      280,2           280,2                        -
A-4                      447,9           447,9                        -
A-5                      180,4           180,4                        -
A-6                      224,7           224,7                        -
A-7                      402,3           402,3                        -
B                                                                     -
BS                                                                    -
R-II                                                                  -

Totals                2,398,13        2,398,13                        -

Collection Account Report
SUMMARY                                                         ADJUSTABLE        FIXED           TOTAL
Principal Collections                                             299,580.69    4,573,525.66       4,873,106
Principal Withdrawals                                                   0.00            0.00
Principal Other Accounts                                                0.00            0.00
TOTAL PRINCIPAL                                                   299,580.69    4,573,525.66       4,873,106

Interest Collected                                                608,738.38    2,644,313.51       3,253,051
Interest Withdrawals                                                 (709.29)      (3,887.16)           (4,5
Interest Other Accounts                                                 0.00            0.00
Interest Fees                                                     (44,047.63)    (181,443.03)        (225,49
TOTAL INTEREST                                                    563,981.46    2,458,983.32       3,022,964

TOTAL AVAILABLE TO CERTIFICATEHOLDERS                                  863,56        7,032,50      7,896,071

PRINCIPAL-COLLECTIONS                                           ADJUSTABLE        FIXED           TOTAL
Scheduled Principal                                                32,731.90      232,874.66          265,60
Curtailments                                                       73,582.13      248,057.42          321,63
Prepayments In Full                                               193,266.66    4,069,833.69       4,263,100
Repurchased Principal Amounts                                           0.00            0.00           0.00
Substitution Principal Accounts                                         0.00            0.00           0.00
Liquidations                                                            0.00       79,118.03      79,118.03
Insurance Principal                                                     0.00            0.00           0.00
Other Principal                                                         0.00            0.00           0.00
Total Realized Loss of Principal                                        0.00      (56,358.14)    (56,358.14)

TOTAL PRINCIPAL COLLECTED                                              299,58        4,573,52      4,873,106

Collection Account Report
PRINCIPAL - WITHDRAWALS                                         ADJUSTABLE        FIXED           TOTAL

SPACE INTENTIONALLY LEFT BLANK

PRINCIPAL - OTHER ACCOUNTS                                      ADJUSTABLE        FIXED           TOTAL

Amounts remaining in Pre-Funding account

INTEREST - COLLECTIONS                                          ADJUSTABLE        FIXED           TOTAL
Scheduled Interest                                                622,516.96    2,694,212.37       3,316,729
Repurchase Interest                                                     0.00            0.00           0.00
Substitution Interest Amount                                            0.00            0.00           0.00
Liquidation Interest                                                    0.00        1,008.06       1,008.06
Insurance Interest                                                      0.00            0.00           0.00
Other Interest                                                          0.00            0.00           0.00

Delinquent Interest                                              (188,882.42)    (755,391.49)   (944,273.91)
Interest Advanced                                                 175,103.84      704,484.57     879,588.41
Prepayment Interest Shortfalls                                          0.00            0.00           0.00
Compensating Interest                                                   0.00            0.00           0.00
Civil Relief Act Shortfalls                                             0.00            0.00           0.00

TOTAL INTEREST COLLECTED                                          608,738.38    2,644,313.51       3,253,051

Collection Account Report
INTEREST - WITHDRAWLS                                           ADJUSTABLE        FIXED           TOTAL
Current Nonrecoverable Advances                                       709.29        3,887.16             4,5
Reimbursement of Delinquency/Servicing Advances                         0.00            0.00

TOTAL INTEREST WITHDRAWALS                                                                 3,            4,5

INTEREST - OTHER ACCOUNTS                                       ADJUSTABLE        FIXED           TOTAL
Capitalized Interest Requirement                                        0.00            0.00           0.00
Pre-Funding Interest Earnings                                           0.00            0.00           0.00
Capitalized Interest Account                                            0.00            0.00           0.00

INTEREST - FEES                                                 ADJUSTABLE        FIXED           TOTAL
Current Servicing Fees                                             33,215.51      141,764.36     174,979.87
Trustee Fee Amount                                                    563.93        2,312.06       2,875.99
Insurance Premium Amount                                           10,268.19       37,366.61      47,634.80

TOTAL FEES                                                         44,047.63      181,443.03     225,490.66

Credit Enhancement Report
ACCOUNTS                                                        ADJUSTABLE        FIXED           TOTAL

 SPACE INTENTIONALLY LEFT BLANK

INSURANCE                                                       ADJUSTABLE        FIXED           TOTAL

Total Insured Payments                                                  0.00            0.00           0.00

STRUCTURAL FEATURES                                             ADJUSTABLE        FIXED           TOTAL
Specified Overcollateralization Amount                          3,826,530.61    8,496,732.03  12,323,262.64
Current Overcollateralization Amount                            2,409,593.03    4,711,276.70   7,120,869.73
Overcollateralization Deficiency Amount                         1,578,564.78    4,248,655.11   5,827,219.89
Overcollateralization Deficit Amount                                    0.00            0.00           0.00
Overcollateralization Increase Amount                             161,627.19      463,199.79     624,826.98
Overcollateralization Reduction Amount                                  0.00            0.00           0.00

Components of change in Overcollateralization*
Excess Interest generated by Pool                                 161,627.19      463,199.79     624,826.98
Pre-funding Account Interest Earnings                                   0.00            0.00           0.00
Additional Principal                                                    0.00            0.00           0.00
TOTAL                                                             161,627.19      463,199.79     624,826.98

Collateral Report
COLLATERAL                                                      ADJUSTABLE        FIXED           TOTAL
Loan Count:
Original                                                                  768           4,892          5,660
Prior                                                                     916           5,058          5,974
Prefunding                                                                  0               0              0
Scheduled Paid Offs                                                         0               0              0
Full Voluntary Prepayments                                                (4)            (75)           (79)
Repurchases                                                                 0               0              0
Liquidations                                                               0              (4)            (4)
Current                                                                  912           4,979          5,891


Principal Balance:
Original                                                       63,861,425.87  297,166,303.74 361,027,729.61
Prior                                                          75,190,537.69  308,274,034.15    383,464,571.
Prefunding                                                              0.00            0.00
Scheduled Principal                                               (32,731.90)    (232,874.66)   (265,606.56)
Partial and Full Voluntary Prepayments                           (266,848.79)  (4,317,891.11) (4,584,739.90)
Repurchases
Liquidations                                                                            (79,1          (79,1
Current                                                        74,890,957.00  303,644,150.35 378,535,107.35

PREFUNDING                                                      ADJUSTABLE        FIXED           TOTAL

PRE-FUNDING ACCOUNT

Original Pre-Funded Amount                                     12,669,186.37   29,631,081.88  42,300,268.25
Balance of Subsequent Mortgage Loans added this period
Pre-Funding Account Earnings                                            0.00            0.00           0.00
Withdrawal remaining amounts                                            0.00            0.00           0.00
Pre-Funding Account Ending Balance                                      0.00            0.00           0.00

CAPITALIZED INTEREST ACCOUNT

Original Capitalized Interest Deposit                             153,061.37      420,514.44     573,575.81
Capitalized Interest Requirement                                        0.00            0.00           0.00
Withdrawal remaining amounts                                            0.00            0.00           0.00
Capitalized Interest Accounts Ending Balance                            0.00            0.00           0.00

CHARACTERISTICS                                                 ADJUSTABLE        FIXED           TOTAL
Weighted Average Coupon Original                                    9.814366%      10.472461%     10.356052%
Weighted Average Coupon Prior                                       9.927806%      10.504350%     10.391902%
Weighted Average Coupon Current                                     9.935031%      10.491524%     10.382406%
Weighted Average Months to Maturity Original                             344             269            282
Weighted Average Months to Maturity Prior                                 341             261            277
Weighted Average Months to Maturity Current                               340             260            276
Weighted Avg Remaining Amortization Term Original                         345             274            287
Weighted Avg Remaining Amortization Term Prior                            341             274            287
Weighted Avg Remaining Amortization Term Current                          340             273            286
Weighted Average Seasoning Original                                     2.50             5.27           4.78
Weighted Average Seasoning Prior                                        7.45             9.98           9.48
Weighted Average Seasoning Current                                      8.45            10.97          10.47

ARM CHARACTERISTICS                                             ADJUSTABLE        FIXED           TOTAL
Weighted Average Margin Original                                       5.511%
Weighted Average Coupon Prior                                          5.501%
Weighted Average Coupon Current                                        5.502%
Weighted Average Max Rate Original                                    16.814%         10.472%
Weighted Average Max Rate Prior                                       16.882%         10.504%
Weighted Average Max Rate Current                                     16.872%         10.492%
Weighted Average Min Rate Original                                     9.285%          9.713%
Weighted Average Min Rate Prior                                        9.276%          9.746%
Weighted Average Min Rate Current                                      9.276%          9.733%
Weighted Average Cap Up Original                                       1.025%
Weighted Average Cap Up Prior                                          1.023%
Weighted Average Cap Up Current                                        1.023%
Weighted Average Cap Down Original                                     1.025%
Weighted Average Cap Down Prior                                        1.023%
Weighted Average Cap Down Current                                      1.023%

SERVICING FEES / ADVANCES                                       ADJUSTABLE        FIXED           TOTAL
Current Servicing Fees                                              33,215.51      141,764.36     174,979.87
Delinquent Servicing Fees                                           13,778.58       50,906.92      64,685.50
TOTAL SERVICING FEES                                                46,994.09      192,671.28     239,665.37

Total Servicing Fees                                               46,994.09      192,671.28     239,665.37
Compensating Interest                                                   0.00            0.00           0.00
Delinquent Servicing Fees                                         (13,778.58)     (50,906.92)    (64,685.50)
COLLECTED SERVICING FEES                                           33,215.51      141,764.36     174,979.87

Prepayment Interest Shortfall                                            0.00            0.00           0.00

Total Advanced Interest                                            175,103.84      704,484.57     879,588.41

Current Nonrecoverable Advances                                        709.29        3,887.16       4,596.45

Unreimbursed Advances paid to Servicer this period                       0.00            0.00           0.00

ADDITIONAL COLLATERAL INFORMATION                               ADJUSTABLE        FIXED           TOTAL

Weighted Average Coupon Net                                         9.933094%      10.479667%     10.371530%

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                               11,648,769      3,758,113        2,095,16    17,502,050.
              % Balance                                  3.08%          0.99%           0.55%          4.62%
              # Loans                                     201             71                             304
              % # Loans                                  3.41%          1.21%           0.54%          5.16%
FORECLOSURE   Balance                    271,9           158,3         657,06        5,997,37      7,084,777
              % Balance                  0.07%           0.04%          0.17%           1.58%          1.86%
              # Loans
              % # Loans                  0.03%           0.07%          0.19%           1.97%          2.26%
BANKRUPTCY    Balance                 1,227,59           175,3         363,94        1,827,52      3,594,412
              % Balance                  0.32%           0.05%          0.10%           0.48%          0.95%
              # Loans                       22                                                            61
              % # Loans                  0.37%           0.07%          0.08%           0.51%          1.03%
REO           Balance                                                                   399,4         399,48
              % Balance                  0.00%           0.00%          0.00%           0.11%          0.11%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.10%          0.10%
TOTAL         Balance                 1,499,57      11,982,491      4,779,118      10,319,549    28,580,729.
              % Balance                  0.39%           3.17%          1.26%           2.72%          7.54%
              # Loans
              % # Loans                  0.40%           3.55%          1.48%           3.12%          8.55%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Delinquency Report - Fixed Group
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 9,486,92      2,555,366        1,809,70    13,851,992.
              % Balance                                  3.12%          0.84%           0.60%          4.56%
              # Loans                                     173             53                             254
              % # Loans                                  3.47%          1.06%           0.56%          5.09%
FORECLOSURE   Balance                     93,4           113,6         632,77        4,870,89      5,710,791
              % Balance                  0.03%           0.04%          0.21%           1.60%          1.88%
              # Loans
              % # Loans                  0.02%           0.06%          0.20%           1.95%          2.23%
BANKRUPTCY    Balance                 1,145,87           107,9         293,60        1,588,58      3,135,990
              % Balance                  0.38%           0.04%          0.10%           0.52%          1.04%
              # Loans                       21                                                            54
              % # Loans                  0.42%           0.06%          0.08%           0.52%          1.08%
REO           Balance                                                                   360,9         360,99
              % Balance                  0.00%           0.00%          0.00%           0.12%          0.12%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.10%          0.10%
TOTAL         Balance                 1,239,37        9,708,46      3,481,748        8,630,18    23,059,773.
              % Balance                  0.41%           3.20%          1.15%           2.84%          7.60%
              # Loans
              % # Loans                  0.44%           3.59%          1.34%           3.13%          8.50%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Delinquency Report - Adjustable Group
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 2,161,84      1,202,746           285,4      3,650,058
              % Balance                                  2.89%          1.61%           0.38%          4.88%
              # Loans                                      28             18                              50
              % # Loans                                  3.07%          1.97%           0.44%          5.48%
FORECLOSURE   Balance                    178,4            44,7           24,2        1,126,48      1,373,986
              % Balance                  0.24%           0.06%          0.03%           1.50%          1.83%
              # Loans                        1               1              1              19             22
              % # Loans                  0.11%           0.11%          0.11%           2.08%          2.41%
BANKRUPTCY    Balance                     81,7            67,4           70,3           238,9         458,42
              % Balance                  0.11%           0.09%          0.09%           0.32%          0.61%
              # Loans                        1               1              1               4              7
              % # Loans                  0.11%           0.11%          0.11%           0.44%          0.77%
REO           Balance                                                                    38,4           38,4
              % Balance                  0.00%           0.00%          0.00%           0.05%          0.05%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.11%          0.11%
TOTAL         Balance                    260,1        2,274,02      1,297,369        1,689,36      5,520,955
              % Balance                  0.35%           3.04%          1.73%           2.25%          7.37%
              # Loans
              % # Loans                  0.22%           3.29%          2.19%           3.07%          8.77%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Prepayment Report - Voluntary Prepayments
VOLUNTARY PREPAYMENTS                                           ADJUSTABLE        FIXED           TOTAL
Current
Number of Paid in Full Loans                                               4              75             79
Number of Repurchased Loans                                                0
Total Number of Loans Prepaid in Full                                      4              75             79

Paid in Full Balance                                                   193,26        4,069,83      4,263,100
Repurchased Loan Balance
Curtailments Amount                                                      73,5     248,057.42          321,63
Total Prepayment Amount                                                266,84        4,317,89      4,584,739

Cumulative
Number of Paid in Full Loans                                              18             409            427
Number of Repurchased Loans                                                0               0
Total Number of Loans Prepaid in Full                                                    409            427

Paid in Full Balance                                                1,152,656      19,484,816    20,637,473.
Repurchased Loan Balance
Curtailments Amount                                               143,476.11    1,581,305.04       1,724,781
Total Prepayment Amount                                             1,296,132      21,066,121    22,362,254.

Prepayment Report - Voluntary Prepayments
VOLUNTARY PREPAYMENTS RATES                                     ADJUSTABLE        FIXED           TOTAL
SMM                                                                     0.36%           1.40%          1.20%
3 Months Avg SMM                                                        0.40%           1.17%          1.02%
12 Months Avg SMM
Avg SMM Since Cut-off                                                   0.24%           0.96%          0.82%

CPR                                                                     4.18%          15.58%         13.45%
3 Months Avg CPR                                                        4.68%          13.19%         11.58%
12 Months Avg CPR
Avg CPR Since Cut-off                                                   2.89%          10.89%          9.40%

PSA                                                                   247.24%         710.24%        642.18%
3 Months Avg PSA Approximation                                        314.07%         660.61%        610.56%
12 Months Avg PSA Approximation
Avg PSA Since Cut-off Approximation                                   264.71%         677.49%        623.07%

Realized Loss Report - Collateral
COLLATERAL REALIZED LOSSES                                      ADJUSTABLE        FIXED           TOTAL
Current
Number of Loans Liquidated                                                                  4              4
Collateral Realized Loss/Gain Amount                                                     56,3           56,3
Net Liquidation Proceeds                                                                 22,7           22,7

Cumulative
Number of Loans Liquidated                                                                  9             10
Collateral Realized Loss/Gain Amount                                     10,6           146,9         157,56
Net Liquidation Proceeds                                                 83,0           118,5         201,54

Note: Collateral realized losses may include adjustments to loans liquidated in prior periods

Realized Loss Report - Collateral
DEFAULT SPEEDS                                                  ADJUSTABLE        FIXED           TOTAL
MDR                                                                     0.00%           0.03%          0.02%
3 Months Avg MDR                                                        0.04%           0.02%          0.03%
12 Months Avg MDR
Avg MDR Since Cut-off                                                   0.02%           0.01%          0.01%

CDR                                                                     0.00%           0.31%          0.25%
3 Months Avg CDR                                                        0.49%           0.27%          0.31%
12 Months Avg CDR
Avg CDR Since Cut-off                                                   0.21%           0.15%          0.16%

SDA                                                                     0.00%           1.40%          1.18%
3 Months Avg SDA                                                        3.32%           1.34%          1.64%
12 Months Avg SDA
Avg SDA Since Cut-off                                                   1.94%           0.90%          1.05%

Loss Serverity Approximation for Current Period                                        71.23%         71.23%
3 Months Avg Loss Severity Approximation                                11.38          76.69%         68.78%
12 Months Avg Loss Severity Approximation
Avg Loss Severity Approximation Since Cut-off                           11.38          57.51%         51.57%

Triggers, Adj. Rate Cert. And Miscellaneous Report
TRIGGER EVENTS                                                  ADJUSTABLE        FIXED           TOTAL
Has Servicer Termination Loss Trigger occurred                                                           No

ADJUSTABLE RATE CERTIFICATE INFORMATION                         ADJUSTABLE        FIXED           TOTAL
Next Pass-Through Rates for Adjustable Rate Certificate
Class A-1                                                                                          6.747500%
Class A-5                                                                                          8.900000%
Class A-6                                                                                          8.300000%
Class A-7                                                                                          6.877500%

ADDITIONAL INFORMATION                                          ADJUSTABLE        FIXED           TOTAL
SUPPLEMENTAL INTEREST ACCOUNT

Supplemental Interest Amount                                             0.00            0.00           0.00
Supplemental Interest Shortfall Carry-Forward Amount                     0.00            0.00           0.00
Supplemental Interest Shortfall Amount                                   0.00            0.00           0.00
Deposite to Supp Int Acct (Class B Distribution*)                        0.00            0.00           0.00
Payment to Supplemental Interest Right                                   0.00            0.00           0.00
Payment to Class BS                                                      0.00            0.00           0.00
Supplemental Interest Account Ending Balance                             0.00            0.00           0.00